Form 10-K
period 1999-12-31
MLCC MORT INVEST INC MORT LN ASST BK PAS THRU CERT SE 1999 A
filed 2003-02-21
CIK 1102675

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                     _____

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                   Commission file number
          December 31, 1999                              333-14253
          -----------------                              ---------


                         MLCC Mortgage Investors, Inc.
                         -----------------------------
            (Exact name of Registrant as specified in its charter)

            (re:  Mortgage Loan Asset Backed Pass-Through Certificates,
                            Series 1999-A, Class A)



              Delaware                                    59-3247986
              --------                                    ----------
    (State or other jurisdiction                         (IRS employer
  of incorporation or organization)                   identification no.)


      4802 Deer Lake Drive East
        Jacksonville, Florida                             32246-6784
        ---------------------                             ----------
        (Address of principal                             (Zip code)
         executive offices)

Registrant's telephone number, including area code: (904) 218-6000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)*, and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ) Not applicable.
                    --------------

Aggregate market value of the voting stock held by non-affiliates of the
Registrant: None
            ----

Number of shares of common stock of the Registrant outstanding as of December 31, 1999: Not applicable
          --------------






------------------------
* The period covered by this report is December, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents in Part IV incorporated herein by reference are as follows: None

                                    PART I


ITEM 1.  BUSINESS

         Not applicable.

ITEM 2.  PROPERTIES

         Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings with respect to Merrill Lynch Credit Corporation (the "Master Servicer") or the Registrant, or to the best of our knowledge, the Trust Fund or Deutsche Bank National Trust Company, as successor to Bankers Trust Company of California, N.A., (the "Trustee"), with respect to the Trust Fund, other than ordinary routine litigation, if any, incidental to the duties of the Trust Fund or of the Trustee, the Master Servicer or the Registrant under the Pooling and Servicing Agreement relating to the Certificates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) At December 31, 1999, the number of holders of record of the Certificates were as follows:

                                                       Number of Record
                                                            Holders
                                                       ----------------
             MLCC Mortgage Investors, Inc.,
             Mortgage Loan Asset Backed Pass-
             Through Certificates, Series 1999-A,
             Class A                                          17

         (c) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Not applicable.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Not applicable.

             (2) Not applicable.

             (3) The required exhibits are as follows:

                 Pooling and Servicing Agreement (Filed on
                 January 11, 2000 as part of the
                 Registrant's current report on Form 8-K).

                 Independent Accountants' Report on
                 Management's Assertion About Compliance
                 with Uniform Single Attestation Program
                 Requirements for the year ended December
                 31, 1999.

                 AMBAC Indemnity Corporation and
                 Subsidiaries' audited consolidated
                 financial statements as of December 31,
                 1999 and December 31, 1998, and for each of the years in the three-year period ended December 31, 1999, prepared in accordance with generally accepted accounting principles, included in the
                 Annual Report on Form 10-K of Ambac
                 Financial Group, Inc. (which was filed
                 with the Securities and Exchange
                 Commission (the 'Commission') on March 30,
                 2000; Commission File No. 1-10777), are
                 hereby incorporated by reference into this report on Form 10-K and shall be deemed to be a part hereof.

          (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

          (c) Exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof.

          (d)  Not applicable.

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
        FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
       HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2003.

                              MLCC MORTGAGE INVESTORS, INC., as Registrant and on behalf of the Trust Fund


                              By:  /s/ Kevin O'Hanlon
                                   ---------------------------------------
                                   Kevin O'Hanlon
                                   Chairman, President and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.


                  Signature                                       Title                               Date
------------------------------------------  ---------------------------------------------  ------------------------

  /s/  Kevin O'Hanlon                          Chairman, President and Director               February 13, 2003
------------------------------------------
       Kevin O'Hanlon


  /s/  George T. Morrison                      Secretary and Vice President                   February 13, 2003
------------------------------------------
       George T. Morrison


  /s/  Arpad Dobransky                         Treasurer, Vice President and Director         February 13, 2003
------------------------------------------
       Arpad Dobransky


  /s/  Tara Stewart                            Vice President and Director                    February 13, 2003
------------------------------------------
       Tara Stewart


  /s/  Kathy Ciaffa                            Vice President and Assistant Secretary         February 13, 2003
------------------------------------------
       Kathy Ciaffa



 Certificate Issued Purusant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Kevin O'Hanlon, certify that:

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report (of which there were none required to be filed), of MLCC Mortgage Investors, Inc. in respect Mortgage Loan Asset Backed Pass-Through Certificates Trust 1999-A;

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.


      Date: February 13, 2003

                                        /s/ Kevin O'Hanlon
                                      ---------------------------------------
                                      Name: Kevin O'Hanlon
                                      Title: Chairman, President and Director


                                                     EXHIBIT INDEX


   Exhibit No.                                                                                                Page
   ----------                                                                                                 ----

       4           Pooling and Servicing Agreement (Filed on January 11, 2000 as part of the Registrant's
                   current report on Form 8-K)............................................................       *

     99.1          Independent Accountants' Report on Management's Assertion About Compliance with
                   Uniform Single Attestation Program Requirements for the year ended December 31, 1999...      11

     99.2          AMBAC Indemnity Corporation and Subsidiaries' audited consolidated financial
                   statements as of December 31, 1999 and 1998............................................       *





---------------------------
*  Incorporated by reference to filings described under Item 14(a)(3).